Form 10-Q
period 2012-04-30
Comp Services, Inc.
filed 2012-06-14
CIK 1537689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________  to __________.

Commission File Number: 333-174581

Comp Services, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-2972060
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

414 S. Almansor St. Alhambra, CA	91801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (626)-227-1453

Not applicable.
(Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 14, 2012, there were 3,739,000 shares of Common Stock, par value $0.001 per share, outstanding.

COMP SERVICES, INC.

QUARTERLY REPORT ON FORM 10-Q
APRIL 30, 2012

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Comp Services, Inc.  “SEC” refers to the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Comp Services, Inc.
(A Development Stage Company)
Financial Statements
April 30, 2012
(Unaudited)

CONTENTS

Page(s)

Balance Sheets – April 30, 2012 (unaudited) and October 31, 2011	F-1

Statements of Operations – Three and Six Months ended April 30, 2012 and from June 17, 2011 (Inception) to April 30, 2012 (unaudited)	F-2

Statements of Stockholders’ Deficit – from June 17, 2011 (Inception) to April 30, 2012 (unaudited)	F-3

Statements of Cash Flows – Six Months Ended April 30, 2012 and from June 17, 2011 (Inception) to April 30, 2012 (unaudited)	F-4

Notes to Financial Statements (unaudited)	F-5 - F-9

Comp Services, Inc.
(A Development Stage Company)
Balance Sheets

	April 30, 2012	October 31, 2011
Assets	(Unaudited)

Current Assets
Cash	$18,386	$30,778
Prepaids	500	-
Total Current Assets	18,886	30,778

Total Assets	$18,886	$30,778

Liabilities and Stockholders' Equity

Current Liabilities
Accrued liabilities	$13,556	$1,225
Total Current Liabilities	13,556	1,225

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized;
3,739,000 and 3,645,000 shares issued and outstanding, respectively	3,739	3,645
Additional paid-in capital	36,251	31,645
Deficit accumulated during the development stage	(34,660)	(5,737)
Total Stockholders' Equity	5,330	29,553

Total Liabilities and Stockholders' Equity	$18,886	$30,778

Comp Services, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			June 17, 2011
	Three Months Ended	Six Months Ended	(Inception) to
	April 30, 2012	April 30, 2012	April 30, 2012

Revenue	$-	$3,000	$3,000

General and administrative expenses	14,528	31,923	37,660

Net loss	$(14,528)	$(28,923)	$(34,660)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	(0.01)

Weighted average number of common shares outstanding
during the period - basic and diluted	3,739,000	3,734,429	3,514,270

Comp Services, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
June 17, 2011 (Inception) to April 30, 2012
(Unaudited)

			Additional	Deficit	Total
	Common Stock, $0.001 Par Value		Paid In	Accumulated during	Stockholder's
	Shares	Amount	Capital	Development Stage	Equity

Stock issued for services - related party ($0.001/share) (June 2011)	3,000,000	$3,000	$-	$-	$3,000

Stock issued for cash ($0.05/share) (August 2011)	272,400	272	13,348	-	13,620

Stock issued for cash ($0.05/share) (September 2011)	195,200	195	9,565	-	9,760

Stock issued for cash ($0.05/share) (October 2011)	177,400	177	8,693	-	8,870

Capital contribution - related party			40	-	40

Net loss - from June 17, 2011 (inception) to October 31, 2011	-	-	-	(5,737)	(5,737)

Balance - October 31, 2011	3,645,000	3,645	31,645	(5,737)	29,553

Stock issued for cash ($0.05/share) (November 2011)	94,000	94	4,606	-	4,700

Net loss - six months ended April 30, 2012		-	-	(28,923)	(28,923)

Balance - April 30, 2012	3,739,000	$3,739	$36,251	$(34,660)	$5,330

Comp Services, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

		June 17, 2011
	Six Months Ended	(Inception) to
CASH FLOWS FROM OPERATING ACTIVITIES:	April 30, 2012	April 30, 2012
Net loss	$(28,923)	$(34,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services - related party	-	3,000
Changes in operating assets and liabilities:
Increase in prepaids	(500)	(500)
Increase in accrued liabilities	12,331	13,556
Net Cash Used In Operating Activities	(17,092)	(18,604)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution - related party	-	40
Proceeds from issuance of common stock	4,700	36,950
Net Cash Provided By Financing Activities	4,700	36,990

Net Increase (Decrease) in Cash	(12,392)	18,386

Cash - Beginning of Period	30,778	-

Cash - End of Period	$18,386	$18,386

Supplemental Cash Flow Information:
Cash Paid During the Period for:
Income Taxes	$-	$-
Interest	$-	$-

Comp Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2012
(Unaudited)

Note 1 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Comp Services, Inc. (the “Company”), was incorporated in the State of Nevada on June 17, 2011.

The Company has generated revenue through computer consulting services.

The Company operates a website that connects its users to computer hardware and software product websites. The Company intends to generate commission revenue as a percentage of each sale made through its website.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The financial information as of October 31, 2011, is derived from the audited financial statements presented in the Company’s Annual Report on Form S-1 for the period ended October 31, 2011.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form S-1, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the period ended October 31, 2011.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended April 30, 2012, are not necessarily indicative of results for the full fiscal year.

The Company’s fiscal year end is October 31.

Comp Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2012
(Unaudited)

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with a development stage company, including the potential risk of business failure.

Use of Estimates

The preparation of unaudited interim financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim financial statements and accompanying notes. Such estimates and assumptions impact, among others, the fair value of share based payments.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents at April 30, 2012 and October 31, 2011.

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense.

Comp Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2012
(Unaudited)

Earnings (loss) per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of warrants), and convertible debt, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The Company has had no common stock equivalents since inception.

Since the Company reflected a net loss, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Revenue recognition

The Company recognizes revenue for its computer consulting services when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the service has been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $28,923 and net cash used in operations of $17,092 for the six month period ended April 30, 2012.  The Company also has a deficit accumulated during the development stage of $34,660 at April 30, 2012. In addition, the Company is in the development stage and has generated nominal revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company has positive working capital at April 30, 2012, the Company expects that its current cash resources as well as expected lack of operating cash flows will not be sufficient to sustain operations for a period greater than one year.

The ability of the Company to continue its operations is dependent on Management's plans, which include continuing to raise equity based financing as well as development of the business plan.

Comp Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2012
(Unaudited)

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 Fair Value

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

●	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

●
Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●
Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company's financial instruments consisted primarily of prepaids and accrued liabilities. The carrying amount of the Company's financial instrument generally approximates its fair value as of April 30, 2012 and October 31, 2011, due to the short-term nature of these instruments.

At April 30, 2012 and October 31, 2011, the Company has no instruments that require additional disclosure.

Comp Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2012
(Unaudited)

Note 4 Stockholders’ Equity

From June 17, 2011 (inception) to October 31, 2011, the Company issued the following shares for cash and services:

Type	Quantity	Valuation	Value per share
Services – Chief executive officer and founder	3,000,000	$3,000	$0.001
Cash	645,000	32,250	$0.05
Total	3,645,000	$35,250	$0.001 - $0.05

From November 1, 2011 to April 30, 2012, the Company issued the following shares for cash:

Type	Quantity	Valuation	Value per share
Cash	94,000	$4,700	$0.05

In connection with the stock issued for services, the Company determined fair value based upon the value of the services provided, which was the most readily available evidence.

In August 2011, the Company’s CEO contributed $40 to the Company for general working capital purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Overview

We were incorporated in the State of Nevada on June 17, 2011 as Comp Services, Inc. and are based in, Alhambra California. We are a development stage company.  Specifically, while in the development stage, we are proceeding with our business plan by running and improving our fully functioning website. As part of our business plan, we seek to potentially link advertisers who provide various computer products and gain commission on everything sold based on the advertisers’ products. We have begun taking certain steps in furtherance of our business plan by constructing, running and updating our fully functioning website. Our website, www.computerbuyout.com, features hundreds of high quality computer, electronics, and software products. We have commenced operations and have generated minimal revenue. We generate revenue by earning commissions on the sales made through the sites of our affiliates and through the installation services we offer on our website. To date, we have generated $3,000 in revenue. We generated our initial revenue during January 2012. The revenue generated was for the installation and troubleshooting of computer hardware. There is no assurance that we will continue to generate revenue. We have established affiliate relationships with Google AdSense Publish Program, Amazon, Corel Draw, CompuVest, AVG Technologies, and Roxio.

We do not consider ourselves to be a blank check company and we do not have any plan, arrangement, or understanding to engage in a merger or acquisition with any other entity. Additionally, we have a specific business plan and have moved forward with our business operations. Specifically, while in the development stage, we are proceeding with our business plan by running and updating an automated website. We have taken certain steps in furtherance of this business plan including establishing the website and programming. Our website is fully functioning and is capable of accepting orders from customers. We intend to earn a commission on each sale made through our website.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Business Strategy and Objectives

We offer the computer products of our affiliate partners through our website Computerbuyout.com. We have generated $3,000 in revenue to date. We generated our initial revenue is January 2012. We intend to focus our marketing to the Los Angeles area; our website is fully functioning and needs no further updates to process additional sales. We intend to earn a commission based on each product sold through our website. This is all tracked using a tracking system, which is on our current domain. It is ultimate goal of the Company to offer a one-stop portal to reach diverse computer hardware and software product websites.

Our objective is to focus our efforts over the next twelve months on marketing and negotiating additional agreements with affiliates. The Company expects to accomplish this objective by implementing a well-built online marketing practice.

We believe that the key to our success is based on a few key factors. First, the website is maintained by GoDaddy. The website requires low maintenance, and all affiliate partners are responsible for interacting and fulfilling orders of their own clients. Our affiliate partners are solely responsible for all sales and shipment of products to the customer, as well as customer service. Second, our website is convenient for visitors because it offers a one-stop portal to reach diverse computer hardware, software and a network of alternate computer products for customers via worldwide-web. We also believe that we will obtain a strong reputation in the field by our affiliation with companies that are recognized as having the experience, credibility and dedication that visitors seek. Finally, by advertising installation and troubleshooting of computer hardware as an additional service in our website we believe we will continue to generate additional revenue.

Products and Services

ComputerBuyout.com is designed and created to link all our clients to the correct affiliate companies and their products. We offer a one-stop portal to reach diverse computer hardware and software and alternate computer products for customers via worldwide-web.

Comp Services, Inc. intends to gain a certain amount of commission based on each product. This is all tracked using a tracking system, which is on our current domain. Our commissions earned will be deposited directly into our bank account by our customers.

Our website is commission based. As such prices are controlled by our affiliate partners and we generate revenues in the form of commissions from all sales generated from our website. These sales are maintained and tracked through a sales tracking system, which is linked through our HTML coding system. Our commission rate varies based on the products sold.

Market Opportunity

We plan to link our website with other affiliate companies to increase our sales. Some advertising companies pay as much as 25% commission on each product. By combining 30 sub-domain directories, monthly advertisers, and Google AdSense; ComputerBuyout.com will be a leading company in directing clients to their products.

Website Marketing Strategy & Revenue Generation

We are a start-up company focused on building stable and long-term marketing programs. As such, we are focused on a strategic Internet marketing campaign consisting of Google Ad words. We provide sub-domain links where visitors can buy products at the lowest cost from other companies who use our website as a platform to sell their products instead of building and maintaining their own website. We intend to earn a certain amount of commission based on each product sale. If a specific product is not selling, we can remove this product from our site at any time.

A few main marketing strategies including: Amazon Associates Program, Google AdSense Publish Program, Commission Junction Roxio, Commission Junction AVG, Commission Junction Corel Draw, Commission Junction Compuvest, Commission Junction Web Watcher, and Smooth Antivirus. These commission and associates programs will allow www.ComputerBuyout.com to earn up to 25% commission on certain computer products and softwares.

Employees

As of June 14, 2012, we have one (1) employee. Our President and sole officer and director spends approximately 20 hours per week on Company matters.

Results of Operations For the Quarterly Period Ended April 30, 2012

Revenues.  We had no revenues for the three month period ended April 30, 2012.  For the six month period ended April 30, 2012 we had $3,000 in revenue. The Company is in the process of negotiating contracts that will hopefully generate revenue in the future.

Operating Expenses. Operating expenses for the three month period ended April 30, 2012 totaled $14,528 resulting in a net loss of $14,528. Our operating expenses for the three month period ended April 30, 2012 were comprised of $5,000 in legal fees, $1,250 in auditor fees, and $8,278 in additional expenses related to our being a public company.

Operating expenses for the six month period ended April 30, 2012 totaled $31,923 and resulted in a net loss of $28,923 for the same period. Our operating expenses for the six month period ended April 30, 2012 were comprised of were comprised of $11,250 in legal fees, $6,250 in auditor fees, and $14,423 in additional expenses related to our being a public company.

Officer Compensation.Gabriel Mendez, the sole officer and director, was compensated $1,500 during the three period ended April 30, 2012, pursuant to his employment agreement that compensated him at a minimum of $500 per month. During the six month period ended April 30, 2012, Gabriel Mendez was compensated $4,000 pursuant to his employment agreement.

Liquidity and Capital Resources

Our cash and cash equivalents totaled approximately $18,386 at April 30, 2012.

Net Cash Used in Operating Activities.  Net cash of $17,092 was used for operating activities in the six month period ended April 30, 2012. From June 17, 2011 (inception) to April 30, 2012, net cash of $18,604 was used for operating activities.

Net Cash Provided By Financing Activities. Net cash of $4,700 was provided from financing activities in the six month period ended April 30, 2012. From June 17, 2011 (inception) to April 30, 2012, net cash of $36,990 was generated from financing activities.

Critical Accounting Policies

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with a development stage company, including the potential risk of business failure.

Use of Estimates

The preparation of unaudited interim financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim financial statements and accompanying notes. Such estimates and assumptions impact, among others, the fair value of share based payments.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents at April 30, 2012 and October 31, 2011.

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense.

Earnings (loss) per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of warrants), and convertible debt, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The Company has had no common stock equivalents since inception.

Since the Company reflected a net loss, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Revenue recognition

The Company recognizes revenue for its computer consulting services when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the service has been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Comp Services, Inc. is a smaller reporting company and is therefore not required to provide this information.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of April 30, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.

There were no changes in our system of internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a)  Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

* In accordance with SEC Release 33-8238, Exhibit 32.1 is furnished and not filed.

** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMP SERVICES, INC.

Date: June 14, 2012	By:	/s/ Gabriel Mendez
Gabriel Mendez, President
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) and Director