Form 10-Q
period 2012-07-31
Comp Services, Inc.
filed 2012-09-12
CIK 1537689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of September 12, 2012, there were 3,739,000 shares of Common Stock, par value $0.001 per share, outstanding.

COMP SERVICES, INC.

QUARTERLY REPORT ON FORM 10-Q
JULY 31, 2012

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Comp Services, Inc.
(A Development Stage Company)
Financial Statements
July 31, 2012
(Unaudited)

CONTENTS

Page(s)

Balance Sheets – July 31, 2012 (unaudited) and October 31, 2011	F-1

Statements of Operations – Three and Nine Months ended July 31, 2012, from June 17, 2011 (Inception) to July 31, 2011, and from June 17, 2011 (Inception) to July 31, 2012 (unaudited)	F-2

Statements of Stockholders’ Deficit – from June 17, 2011 (Inception) to July 31, 2012 (unaudited)	F-3

Statements of Cash Flows – Nine Months Ended July 31, 2012, from June 17, 2011 (Inception) to July 31, 2011, and from June 17, 2011 (Inception) to July 31, 2012 (unaudited)	F-4

Notes to Financial Statements (unaudited)	F-5 - F-9

Comp Services, Inc.
(A Development Stage Company)
Balance Sheets

	July 31, 2012	October 31, 2011
Assets	(Unaudited)

Current Assets
Cash	$5,210	$30,778
Total Current Assets	5,210	30,778

Total Assets	$5,210	$30,778

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accrued liabilities	$23,838	$1,225
Total Current Liabilities	23,838	1,225

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized;
3,739,000 and 3,645,000 shares issued and outstanding, respectively	3,739	3,645
Additional paid-in capital	36,251	31,645
Deficit accumulated during the development stage	(58,618)	(5,737)
Total Stockholders' Equity (Deficit)	(18,628)	29,553

Total Liabilities and Stockholders' Equity (Deficit)	$5,210	$30,778

See accompanying notes to financial statements

Comp Services, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months	June 17, 2011	Nine Months	June 17, 2011
	Ended	(Inception) to	Ended	(Inception) to
	July 31, 2012	July 31, 2011	July 31, 2012	July 31, 2012

Revenue	$-	$-	$3,000	$3,000

General and administrative expenses	23,958	3,000	55,881	61,618

Net loss	$(23,958)	$(3,000)	$(52,881)	$(58,618)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding
during the period - basic and diluted	3,739,000	3,000,000	3,735,964	3,564,697

See accompanying notes to financial statements

Comp Services, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
June 17, 2011 (Inception) to July 31, 2012
(Unaudited)

			Additional	Deficit	Total
	Common Stock, $0.001 Par Value		Paid In	Accumulated during	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Stock issued for services - related party ($0.001/share) (June 2011)	3,000,000	$3,000	$-	$-	$3,000

Stock issued for cash ($0.05/share) (August 2011)	272,400	272	13,348	-	13,620

Stock issued for cash ($0.05/share) (September 2011)	195,200	195	9,565	-	9,760

Stock issued for cash ($0.05/share) (October 2011)	177,400	177	8,693	-	8,870

Capital contribution - related party			40	-	40

Net loss - from June 17, 2011 (inception) to October 31, 2011	-	-	-	(5,737)	(5,737)

Balance - October 31, 2011	3,645,000	3,645	31,645	(5,737)	29,553

Stock issued for cash ($0.05/share) (November 2011)	94,000	94	4,606	-	4,700

Net loss - nine months ended July 31, 2012	-	-	-	(52,881)	(52,881)

Balance - July 31, 2012	3,739,000	$3,739	$36,251	$(58,618)	$(18,628)

See accompanying notes to financial statements

Comp Services, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months	June 17, 2011	June 17, 2011
	Ended	(Inception) to	(Inception) to
CASH FLOWS FROM OPERATING ACTIVITIES:	July 31, 2012	July 31, 2011	July 31, 2012
Net loss	$(52,881)	$(3,000)	(58,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services - related party	-	3,000	3,000
Changes in operating assets and liabilities:
Increase in accrued liabilities	22,613	-	23,838
Net Cash Used In Operating Activities	(30,268)	-	(31,780)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution - related party	-	-	40
Proceeds from issuance of common stock	4,700	-	36,950
Net Cash Provided By Financing Activities	4,700	-	36,990

Net Increase (Decrease) in Cash	(25,568)	-	5,210

Cash - Beginning of Period	30,778	-	-

Cash - End of Period	$5,210	$-	5,210

Supplemental Cash Flow Information:
Cash Paid During the Period for:
Income Taxes	$-	$-	-
Interest	$-	$-	-

See accompanying notes to financial statements

Comp Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2012
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

The Company has generated revenue through computer consulting services.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended July 31, 2012, are not necessarily indicative of results for the full fiscal year.

The Company’s fiscal year end is October 31.

Comp Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2012
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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents at July 31, 2012 and October 31, 2011.

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants and restricted stock grants, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense.

Comp Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2012
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

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $52,881 and net cash used in operations of $30,268 for the nine month period ended July 31, 2012.  The Company also has a working capital deficit and stockholders’ deficit of $58,618 at July 31, 2012. In addition, the Company is in the development stage and has generated nominal revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on Management's plans, which include continuing to raise equity-based financing as well as development of the business plan.

Comp Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2012
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

The Company's financial instruments consisted primarily of accrued liabilities. The carrying amount of the Company's financial instrument generally approximates its fair value as of July 31, 2012 and October 31, 2011, due to the short-term nature of this instrument.

At July 31, 2012 and October 31, 2011, the Company has no instruments that require additional disclosure.

Comp Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2012
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

From November 1, 2011 to July 31, 2012, the Company issued the following shares for cash:

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

Overview

We were incorporated in the State of Nevada on June 17, 2011 as Comp Services, Inc. and are based in, Alhambra California. We are a development stage company.  More specifically, the Company has constructed a website, www.computerbuyout.com, that will serve as a platform to connect website visitors to suppliers of high-quality computer, electronic, and software products.  We intend to generate revenue by earning commissions on the sales made through the sites of our affiliates and through the installation services we offer on our website. We have established affiliate relationships with Google AdSense Publish Program, Amazon, Corel Draw, CompuVest, AVG Technologies, and Roxio.

To date, we have generated $3,000 in revenue. The revenue generated was for the installation and troubleshooting of computer hardware. However, there can be no assurance that we will continue to generate revenue.

We do not consider ourselves to be a blank check company and we do not have any plan, arrangement, or understanding to engage in a merger or acquisition with any other entity. Additionally, we have a specific business plan and have moved forward with our business operations. Specifically, while in the development stage, we are have established our interactive website and have taken steps to establish relationships with companies that will give us a commission based on any future sales made by customers following our site directing the user to the company’s product.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Business Strategy and Objectives

We offer the computer products of our affiliate partners through our website computerbuyout.com. We have generated $3,000 in revenue to date for the installation and troubleshooting of computer hardware. We generated our initial revenue in January 2012. We intend to focus our marketing to the Los Angeles area.  Our website is fully functioning and does not need any further updates to process additional sales. We intend to earn a commission based on each product sold through our website. Sales are tracked using a tracking system, which is on our current domain. The Company’s primary objective is to offer a one-stop portal to reach diverse computer hardware and software product websites.

Our objective is to focus our efforts over the next twelve months on marketing and negotiating additional agreements with affiliates. The Company expects to accomplish this objective by implementing a well-built online marketing practice.

We believe that our success will be based on a few key factors. First, the website is maintained by GoDaddy. The website requires low maintenance, and all affiliate partners are responsible for interacting and fulfilling orders made on their own websites. Our affiliate partners are solely responsible for all sales and shipment of products to the customer, as well as customer service. Second, our website is convenient for visitors because it offers a one-stop portal to reach diverse computer hardware, software and a network of alternate computer products for customers via worldwide-web. We also believe that we will obtain a strong reputation in the field by our affiliation with companies that are recognized as having the experience, credibility and dedication that visitors seek. Finally, we believe that the Company’s installation and troubleshooting of computer hardware  services will continue to generate additional revenue.

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

Our revenue will be based on commissions from affiliate sales As such, prices are controlled by our affiliate partners and we generate revenues in the form of commissions from all sales generated from our website. These sales are maintained and tracked through a sales tracking system, which is linked through our HTML coding system. Our commission rate varies based on the products sold.

Market Opportunity

We plan to link our website with other affiliate companies to increase our sales. Some advertising companies pay as much as 25% commission on each product. We intend to increase market visibility and become competitive in the market by combining 30 sub-domain directories, monthly advertisers, and Google AdSense.

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

A few main marketing strategies including: Amazon Associates Program, Google AdSense Publish Program, Commission Junction Roxio, Commission Junction AVG, Commission Junction Corel Draw, Commission Junction Compuvest, Commission Junction Web Watcher, and Smooth Antivirus. These commission and associates programs will allow www.ComputerBuyout.com to earn up to 25% commission on certain computer products and software.

Employees

As of September, 12, 2012, we have one (1) employee. Our President and sole officer and director spends approximately 20 hours per week on Company matters.

Results of Operations For the Quarterly Period Ended July 31, 2012, First Nine Months of Fiscal Year 2012 and Since Inception June 17, 2011 to July 31, 2011.

Revenues.  We had no revenues for the three month period ended July 31, 2012.  For the nine month period ended July 31, 2012, we had $3,000 in revenue from the installation and troubleshooting of computer hardware.  From inception to July 31, 2011, the Company had revenues of $-0-.  The Company is in the process of negotiating contracts that will hopefully generate revenue in the future.

Operating Expenses. Operating expenses for the three month period ended July 31, 2012 totaled $23,958, resulting in a net loss of $23,958. Our operating expenses for the three month period ended July 31, 2012 were comprised of $11,804 in legal fees, $3,023 in auditor fees, and $9,131 in additional expenses related to our being a public company.

Operating expenses for the nine month period ended July 31, 2012 totaled $55,881, and resulted in a net loss of $52,881 for the same period. Our operating expenses for the nine month period ended July 31, 2012 were comprised of $23,054 in legal fees, $9,273 in auditor fees, and $23,554 in additional expenses related to our being a public company.

Operating expenses from inception to July 31, 2011 totaled $3,000, and resulted in a net loss of $3,000 for the same period.  Our operating expenses since inception to the end of the July 31, 2011 period were comprised of $3,000 for founder shares.

Officer Compensation. Gabriel Mendez, the sole officer and director, was compensated $1,735 during the three period ended July 31, 2012, pursuant to his employment agreement that compensated him at a minimum of $500 per month. During the nine month period ended July 31, 2012, Gabriel Mendez was compensated $6,251 pursuant to his employment agreement.  From inception to July 31, 2011, Gabriel Mendez was compensated $3,000 for founder services.

Liquidity and Capital Resources

Our cash and cash equivalents totaled approximately $5,210 at July 31, 2012.

Net Cash Used in Operating Activities.  Net cash of $30,268 was used for operating activities in the nine month period ended July 31, 2012. From June 17, 2011 (inception) to July 31, 2012, net cash of $31,780 was used for operating activities.

Net Cash Provided By Financing Activities. Net cash of $4,700 was provided from financing activities in the nine month period ended July 31, 2012. From June 17, 2011 (inception) to July 31, 2012, net cash of $36,990 was generated from financing activities.

Going Concern

Our financial statements have been prepared on a going concern basis.  The Company has a net loss of $52,881 and net cash used in operations of $30,268 for the nine month period ended July 31, 2012.  The Company also has a working capital deficit and stockholders’ deficit of $58,618 at July 31, 2012.  As of July 31, 2012, we have generated minimal revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, there is substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents at July 31, 2012 and October 31, 2011.

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

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of July 31, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COMP SERVICES, INC.

Date: September 12, 2012	By:	/s/ Gabriel Mendez
Gabriel Mendez, President
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)