Form 10-K
period 2010-10-31
Comp Services, Inc.
filed 2013-01-29
CIK 1537689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 333-178631

Comp Services, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-2972060
(State or other jurisdiction of	(I.R.S Employer Identification No.)
incorporation or organization)

414 S. Almansor St. Alhambra, CA	91801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (626) 227-1453

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 30, 2012: $0.

As of January 28, 2013, there were approximately 3,739,000 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements discuss matters that are not historical facts.  Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions.  Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties.  Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.  These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management, any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

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

PART I

Item 1.	Business.

Overview

We were incorporated in the State of Nevada on June 17, 2011as Comp Services, Inc. and are based in Alhambra, California. We are a development stage company. We have commenced operations and have generated $3,000 in revenue. We generated our initial revenue in January 2012. We intend to generate revenue by earning commissions on the sales made through the sites of our affiliates and have earned revenue through the computer consulting services we offer on our website. We have taken certain steps in furtherance of our business plan, including the construction and implementation of our fully functioning website. As part of our business plan, we link advertisers who provide various computer products and intend to gain commission on everything sold based on the advertisers’ products. In addition, we offer installation services of the products offered by the advertisers. We intend to advertise in the Los Angeles area to drive sales to our website. Our website, www.computerbuyout.com, features hundreds of high quality computer, electronics, and software products. The company intends to generate revenue as a percentage of sales made through its affiliate accounts. To date, we have generated $3,000 in revenue. We generated our initial revenue during January 2012. The revenue generated was for the installation and troubleshooting of computer hardware. There is no assurance that we will continue to generate any revenue. We also intend to have our CEO offer his services and expertise in implementing software and hardware, IT solutions for small businesses.

Business Strategy and Objectives

We have objectives in order to fulfill our desire to capture market share of the industry that we are entering. These key objectives include:

(1)	To become a competitor in the computer hardware and software online market;

(2)	To sell, on average, 1 item from each of our affiliate sites per day, which will average 30 sales per day;

(3)	To attract and partner with additional affiliate partners so as to reach our full capacity by the end of 2012 fiscal year.

Products and Services

Comp Services, Inc. offers an extensive range of products as outlined in the detailed sections below. It is ultimately the goal of the company to offer a one-stop portal to reach diverse computer hardware and software product websites. ComputerBuyout.com will offer a network of alternate computer products for customers via worldwide-web.

The following are some categories of products the Company intends to market:

●	Desktops: a wide variety of PC's and Apple products, including monitors, keyboards, mice, and speakers.

●	Notebooks: ranging from 10" to 17" with Microsoft Windows or Mac operating systems.

●	Netbooks: These products are currently top selling, extremely light, portable, and user friendly, with fair prices and thousands to choose from.

●	Handhelds & PDA's: products in this category range from cell phones to portable GPS navigation systems.

●	Computer Add-Ons: containing accessory items which need to be installed or plug-n-play products. Some examples of these products are: wireless network cards, webcams, game controllers, and USB drives.

●
Software: includes anything from Operating Systems to Virus protection software. This industry is highly competitive with suppliers having a great deal of power in setting and negotiating the prices of their products and services; however, by having such affiliate partners with the lowest costs on the market, the website will maintain a fair amount of traffic. This is the only way to have an advantage in this industry, with low cost applied aggressively with marketing strategies to gain strong business-to-customer ties.

Market Opportunity

Because Comp Services, Inc. is an online based business, there is a wide range of target markets for our products. We target on-line shoppers. Most U.S. households own a computer. Computers and handhelds are fast growing products, and online shopping has become common.

We will advertise the products of our affiliate companies and will earn a commission on each sale made. We expect to further our business plan and generate revenue by combining 30 sub-domain directories, monthly advertisers, and Google AdSense.

Marketing Strategy

We plan to advertise on search engines and various websites with the intention of directing on-line traffic to the ComputerBuyout.com site. Once at our site, customers can make purchases from any of our affiliate partners including: Amazon Associates Program, Google AdSense Publish Program, Roxio, AVG, Corel Draw, and Compuvest. We will earn a commission on any sales by our affiliates through the ComputerBuyout.com site. These commission and associates programs will allow www.ComputerBuyout.com to earn a commission on each sale ranging from 5% and up to 25% on certain computer products and software.

Revenue

We intend to generate a commission as a percentage of sales made through our website Computerbuyout.com. Users can access our website directly. In addition, we expect to establish accounts with Google Adsense and an Amazon Store. When the Google Adsense and Amazon Store accounts are linked to our website, every time a user enters our website, Google will display relevant ads to the user and if the user clicks the ad, we intend to get paid a percentage of what Google charges to the advertiser.

Employees

As of January 28, 2013, we have no full time employees. Our President, sole officer and director spends approximately 20 hours per week on Company matters.

Governmental Approval and Regulation

We are not aware of the need for any governmental approvals of our products.

Environmental Laws

We do not believe that we will be subject to any environmental laws either state or federal. Any laws concerning manufacturing will be the responsibility of the contract manufacturer.

Item 1A.       Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.       Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.          Properties.

The Company neither rents nor owns any properties. Our principal executive office is located at 414 S. Almansor St., Alhambra, CA 91801. Our telephone number is (626) 227-1453.  Office space is provided by Gabriel Mendez at no cost.

Item 3.          Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.         Mine Safety Disclosures.

Not applicable.

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is presently no public market for our shares of common stock. We anticipate applying for the quoting of our common stock on the OTCBB.  However, we can provide no assurance that our shares of common stock will be quoted on the OTCBB or, if quoted, that a public market will materialize.

Approximate Number of Equity Security Holders

As of January 28, 2013, there were approximately 37 of record.

Dividends

We have not declared or paid any cash dividends on our common stock, and we do not anticipate declaring or paying cash dividends for the foreseeable future. We are not subject to any legal restrictions respecting the payment of dividends, except that we may not pay dividends if the payment would render us insolvent. Any future determination as to the payment of cash dividends on our common stock will be at our board of directors’ discretion and will depend on our financial condition, operating results, capital requirements and other factors that our board of directors considers to be relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended October 31, 2012, and October 31, 2011. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement On Forward-Looking Information.”

Overview

We were incorporated in the State of Nevada on June 17, 2011 as Comp Services, Inc. and are based in, Alhambra California. We are a development stage company.  More specifically, the Company has constructed a website, www.computerbuyout.com that will serve as a platform to connect website visitors to suppliers of high-quality computer, electronic, and software products.  We intend to generate revenue by earning commissions on the sales made through the sites of our affiliates and through the installation services we offer on our website. We have established affiliate relationships with Google AdSense Publish Program, Amazon, Corel Draw, CompuVest, AVG Technologies, and Roxio.

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

Employees

On August 1, 2011, we entered into an employment agreement with our President and Chief Executive Officer, Gabriel Mendez, which requires that Mr. Mendez be paid a minimum of $500 per month for three (3) years from date of signing. Either employee or the Company has the right to terminate the employment agreement upon thirty (30) days’ notice to the other party.\

Plan of Operation

We offer the computer products of our affiliate partners through our website Computerbuyout.com. We have generated $3,000 in revenue to date through computer consulting services. We generated our initial revenue is January 2012.We intend to focus our marketing to the Los Angeles area, Our website is fully functioning and needs no further updates to process sales. We will focus our efforts over the next twelve months on marketing and negotiating additional agreements with affiliates. We intend to earn a commission based on each product sold through our website. This is all tracked using a tracking system, which is on our current domain. We are not responsible for any logistics including customer service to the delivery of products.

If we are unable to successfully implement our business plan, then we may need to seek other means of financing or operations to continue as a going concern. Accordingly, we may seek viable acquisitions or merger candidates, which may assist in achieving profitable operations.  However, we cannot make any assurance that we will receive additional funding or enter into any merger agreement.

 Our 12 month plan is to market the website which offers an extensive range of products as follows:

●	A wide variety of PC's and Apple products, including monitors, keyboards, and mice for Microsoft Windows or Mac operating systems;

●	Handhelds & PDA's: products in this category include cell phones to portable GPS navigation systems;

●	Computer Add-Ons: containing accessory items requiring installation or plug-n-play products. Some examples of these products include wireless network cards, webcams, game controllers, and USB drives;

●	Software: includes Operating Systems and Virus protection.

It is ultimate goal of the Company to offer a one-stop portal to reach diverse computer hardware and software product websites.

We do not consider ourself to be a blank check company and we do not have any plan, arrangement, or understanding to engage in a merger or acquisition with any other entity. Our website is fully functioning and is capable of accepting orders from customers. We will earn a commission on each sale made through our website.

Limited Operating History

We have not previously demonstrated that we will be able to expand our business. We cannot guarantee that the expansion efforts described in this annual report will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our renovation services offering.

Our independent auditors have issued a going concern opinion that raises substantial doubt about our ability to continue as a going concern. As reflected in the financial statements in this Form 10-K, we are a development stage company with limited operations. We had a net loss of $72,128 since inception (June 17, 2011) through October 31, 2012. We received $3,000 in revenue from inception to October 31, 2012. We incurred professional fees totaling $59,644, officer’s compensation totaling $12,486, and general and administrative expenses of $2,998 for the same period, inception through October 31, 2012. Cash on hand as of October 31, 2012 was $638.

Results of Operation

Revenue: Revenues for the fiscal year ended October 31, 2012 were $3,000, compared with $0 in fiscal year ended October 31, 2011, reflecting an increase of $3,000.

Total Operating Expenses: Total operating expenses for the fiscal year ended October 31, 2012 were $69,391 compared with $5,737 in fiscal year ended October 31, 2011, reflecting an increase of $63,654. The increase in fiscal 2012 was primarily attributable to additional expenses related to being a public company.

Loss from Operations: Loss from operations for the fiscal year ended October 31, 2012 were $66,391 compared with $5,737 in fiscal year ended October 31, 2011, reflecting an increased loss of $63,654. The increase in loss from operations in fiscal 2012 was primarily attributable to additional expensed related to being a public company

Net loss: We incurred a net loss of $66,391 in fiscal 2012 compared to a net loss of $5,737 in fiscal 2011.

Liquidity and Capital Resources

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying audited financial statements, the Company is in the development stage with limited operations, working capital deficiency, used cash in operations of $39,342 from inception and has a net loss since inception of $72,128. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended October 31, 2012 which are contained in this filing, the Company’s 2012 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the audited financial statement and in this, our Annual Report, filed on Form 10-K for the period ended October 31, 2012.

Off Balance Sheet Transactions

None.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.         Financial Statements and Supplementary Data.

Comp Services, Inc.
(A Development Stage Company)
Financial Statements
October 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of: Comp Services, Inc.

We have audited the accompanying balance sheets of Comp Services, Inc., (a development stage company) as of October 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended October 31, 2012, the period from June 17, 2011 (Inception) to October 31, 2011 and the period from June 17, 2011 (Inception) to October 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comp Services, Inc. as of October 31, 2012 and 2011, and the results of its operations and its cash flows for the year ended October 31, 2012, the period from June 17, 2011 (Inception) to October 31, 2011 and the period from June 17, 2011 (Inception) to October 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $66,391 and net cash used in operations of $37,830 for the year ended October 31, 2012. The Company also has a working capital deficit and stockholders' deficit of $29,148 at October 31, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.
Boca Raton, Florida
January 26, 2013

551 NW 77th Street Suite 201 • Boca Raton, FL 33487
Phone: (561) 864-4444 • Fax: (561) 892-3715
www.bermancpas.com • info@bermancpas.com
Registered with the PCAOB • Member AICPA Center for Audit Quaky
Member American Institute of Certified Public Accountants
Member Florida Institute of Certi d Public Accountants

Comp Services, Inc.
(A Development Stage Company)
Balance Sheets

	October 31, 2012	October 31, 2011

Assets

Current Assets
Cash	$638	$30,778
Prepaid Expenses	525	-
Total Current Assets	1,163	30,778

Total Assets	$1,163	$30,778

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accrued liabilities	$30,311	$1,225
Total Current Liabilities	30,311	1,225

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized;
none issued and outstanding	- #	-
Common stock, $0.001 par value, 500,000,000 shares authorized;
3,739,000 and 3,645,000 shares issued and outstanding, respectively	3,739	3,645
Additional paid-in capital	39,241	31,645
Deficit accumulated during the development stage	(72,128)	(5,737)
Total Stockholders' Equity (Deficit)	(29,148)	29,553

Total Liabilities and Stockholders' Equity (Deficit)	$1,163	$30,778

See accompanying notes to financial statements

Comp Services, Inc.
(A Development Stage Company)
Statements of Operations

		June 17, 2011	June 17, 2011
	Year Ended	(Inception) to	(Inception) to
	October 31, 2012	October 31, 2011	October 31, 2012

Revenue	$3,000	$-	$3,000

General and administrative expenses	69,391	5,737	75,128

Net loss	$(66,391)	$(5,737)	$(72,128)

Net loss per common share - basic and diluted	$(0.02)	$(0.00)	$(0.02)

Weighted average number of common shares outstanding
during the period - basic and diluted	3,736,727	3,000,000	3,596,641

See accompanying notes to financial statements

Comp Services, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
June 17, 2011 (Inception) to October 31, 2012

			Additional Paid In Capital	Deficit Accumulated during Development Stage	Total Stockholders' Equity (Deficit)
	Common Stock, $0.001 Par Value
	Shares	Amount

Stock issued for services - related party ($0.001/share) (June 2011)	3,000,000	$3,000	$-	$-	$3,000

Stock issued for cash ($0.05/share) (August 2011)	272,400	272	13,348	-	13,620

Stock issued for cash ($0.05/share) (September 2011)	195,200	195	9,565	-	9,760

Stock issued for cash ($0.05/share) (October 2011)	177,400	177	8,693	-	8,870

Capital contribution - related party			40	-	40

Net loss - June 17, 2011 (inception) to October 31, 2011	-	-	-	(5,737)	(5,737)

Balance - October 31, 2011	3,645,000	3,645	31,645	(5,737)	29,553

Capital contribution - related party			2,990		2,990

Stock issued for cash ($0.05/share) (November 2011)	94,000	94	4,606	-	4,700

Net loss - year ended October 31, 2012	-	-	-	(66,391)	(66,391)

Balance - October 31, 2012	3,739,000	$3,739	$39,241	$(72,128)	$(29,148)

See accompanying notes to financial statements

Comp Services, Inc.
(A Development Stage Company)
Statements of Cash Flows

		June 17, 2011	June 17, 2011
	Year Ended	(Inception) to	(Inception) to
CASH FLOWS FROM OPERATING ACTIVITIES:	October 31, 2012	October 31, 2011	October 31, 2012
Net loss	$(66,391)	$(5,737)	(72,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services - related party	-	3,000	3,000
Changes in operating assets and liabilities:
Increase in prepaid expenses	(525)	-	(525)
Increase in accrued liabilities	29,086	1,225	30,311
Net Cash Used In Operating Activities	(37,830)	(1,512)	(39,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution - related party	2,990	40	3,030
Proceeds from issuance of common stock	4,700	32,250	36,950
Net Cash Provided By Financing Activities	7,690	32,290	39,980

Net Increase (Decrease) in Cash	(30,140)	30,778	638

Cash - Beginning of Year/Period	30,778	-	-

Cash - End of Year/Period	$638	$30,778	638

Supplemental Cash Flow Information:
Cash Paid During the Year/Period for:
Income Taxes	$-	$-	-
Interest	$-	$-	-

See accompanying notes to financial statements

Comp Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2012

Note 1 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Comp Services, Inc. (the “Company”), was incorporated in the State of Nevada on June 17, 2011.

The Company operates a website that connects users to computer hardware and software product websites. The Company intends to generate commission revenue from sales made through its website.

The Company has only generated computer consulting services revenue.

The Company’s fiscal year end is October 31.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Comp Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2012

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents at October 31, 2012 and 2011.

Revenue Recognition

The Company recognizes revenue for its computer consulting services when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the service has been rendered, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Comp Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2012

Income Taxes

Income taxes are accounted for under the asset and liability method as stipulated by ASC 740 "Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. A valuation allowance is applied when in management's view it is more likely than not (50%) that such deferred tax will not be utilized.

The Company adopted certain provisions under ASC 740, which provide interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Effective with the Company's adoption of these provisions, interest related to the unrecognized tax benefits is recognized in the financial statements as a component of income taxes.

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of October 31, 2012, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

The Company's tax returns are subject to examination by taxing authorities for the years ended 2012 and 2011.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Comp Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2012

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $66,391 and net cash used in operations of $37,830 for the year ended October 31, 2012.  The Company also has a working capital deficit and stockholders’ deficit of $29,148 at October 31, 2012. In addition, the Company is in the development stage and has generated nominal revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Comp Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2012

The Company's financial instruments consisted primarily of accrued liabilities. The carrying amount of the Company's financial instrument generally approximates its fair value as of October 31, 2012 and 2011 due to the short-term nature of this instrument.

At October 31, 2012 and 2011, the Company has no instruments that require additional disclosure.

Note 4 Stockholders’ Equity (Deficit)

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

In August 2011, the Company’s CEO contributed $40 to the Company.

During the year ended October 31, 2012, the Company’s Chief executive officer contributed $2,990 to the Company.

From November 1, 2011 to October 31, 2012, the Company issued the following shares for cash:

Type	Quantity	Valuation	Value per share
Cash	94,000	$4,700	$0.05

Note 5 Income Taxes

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  The Company established a valuation allowance to reflect the likelihood of realization of deferred tax assets.

Comp Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2012

The Company has net tax operating loss carryforwards, totaling approximately $72,000 at October 31, 2012, expiring through 2032.

Significant deferred tax assets at October 31, 2012 and 2011 are approximately as follows:

	2012	2011
Gross deferred tax assets:
Net operating loss carryforward	$(25,000)	$(2,000)
Total deferred tax assets	(25,000)	(2,000)
Less: Valuation allowance	25,000	(2,000)
Net deferred tax assets	$-	$-

The valuation allowance at October 31, 2011 was approximately $2,000. The increase in valuation allowance during the year ended October 31, 2012 was approximately $23,000.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of October 31, 2012.

The actual tax benefit differs from the expected tax benefit for the period ended October 31, 2012 and 2011 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) approximately as follows:

	2012	2011
Expected tax expense (benefit) - Federal	$(23,000)	$(2,000)
Expected tax expense (benefit) – State	( -)	( -)
Change in valuation allowance	23,000	2,000
Actual tax expense (benefit)	$-	$-

Item 9.         Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2012.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of October 31, 2012, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended October 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      Other Information.

None.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance.

Our directors, executive officers and key employees are listed below. The number of directors is determined by our board of directors. All directors hold office until the next annual meeting of the board or until their successors have been duly elected and qualified. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

Name	Age	Position
Gabriel Mendez	28	President, Chief Financial Officer, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Gabriel Mendez, President, Chief Financial Officer, Secretary, Treasurer and Director, Age 28,
In 2006, Mr. Mendez graduated from the Academy of Art University, San Francisco with Fundamentals of Motion Picture and Television. From 2006 -2008, Mr. Mendez has managed a 7-Eleven franchise where his duties consist of accounting, maintaining inventory, managing employees, and daily operations. From 2008 – 2011, Mr. Mendez acted as a consultant for Focus Micro, a company involved in high-end security CCTV systems and installation.

Mr. Mendez does not have any direct experience in website marketing, development or sales. He has never acted as a promoter of any other company nor has she had a controlling interest in any other company.

Employment Agreements

On August 1, 2011, we entered into an employment agreement with our president and chief executive officer, Gabriel Mendez, which requires that Mr. Mendez be paid a minimum of $500 per month for three (3) years from date of signing. Either employee or the Company has the right to terminate the employment agreement upon thirty (30) days’ notice to the other party.

Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●
been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Compliance with Section 16(a) of the Exchange Act

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.  We do not have an audit committee financial expert serving on our Board of Directors.

Item 11.       Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our executive officers for fiscal 2012 and 2011.

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals ($)

Gabriel Mendez President Chief Executive Officer, Chief Financial, Treasurer, and Secretary	2012	$7,986.03	$0	$0	$0	$0	$0	$7,986.03
Officer (1)	2011	1,500	0	0	0	0	(2)3,000	4,500

(1)	Mr. Mendez was paid $500 per month commencing August 1, 2011.

(2)	3,000,000 shares have been issued to our Chief Executive Officer at par value $0.001 per share for compensation upon formation of the Company.

Director Compensation

We have provided no compensation to our directors for their services provided as directors.

Employment Agreements

On August 1, 2011, we entered into an employment agreement with our president and chief executive officer, Gabriel Mendez, which requires that Mr. Mendez be paid a minimum of $500 per month for three (3) years from date of signing. Either employee or the Company has the right to terminate the employment agreement upon thirty (30) days’ notice to the other party.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.  We had no options outstanding as of September 30, 2012.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.  There are no understandings or agreements regarding compensation our management will receive after a business combination or otherwise.

Compensation Committee Interlocks and Insider Participation

Our Board of Directors does not have a compensation committee and the entire Board of Directors performs the functions of a compensation committee.  No member of our Board of Directors has a relationship that would constitute an interlocking relationship with our executive officers or directors or another entity.

Item 12.       Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of January 28, 2013, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 13, 2012. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 13, 2012 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Beneficial owners of more than 5% of our common stock
Directors and named executive officers

Gabriel Mendez	3,000,000	80.24%
All directors and executive officers as a group (1 person)	3,000,000	80.24%

(1)	Based on amount of common stock issued and outstanding, 3,739,000, as of January 28, 2013.

We are not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Item 13.       Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

None.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Gabriel Mendez is not considered independent because he is an executive officer of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14.      Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended October 31, 2012 and 2011, we were billed approximately $10,500 and $8,750, respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company incurred fees of $- and $- for S-1 filings for the fiscal years ended October 31, 2012 and 2011.

Tax Fees

For the Company’s fiscal years ended October 31, 2012 and 2011, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning by our auditors.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended October 31, 2012 and 2011.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15.       Exhibits, Financial Statement Schedules.

Exhibit Number		Description
3.1		Certificate of Incorporation (1)
3.2		Bylaws (1)
31.1		Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.DEF	*	XBRL Taxonomy Definition Linkbase
101.LAB	*	XBRL Taxonomy Label Linkbase
101.PRE	*	XBRL Taxonomy Presentation Linkbase

1)	Filed as an Exhibit on Form S-1 with the SEC on December 20, 2011.

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Comp Services, Inc.

Dated: January 29, 2013	By:	/s/ Gabriel Mendez
Gabriel Mendez President, Chief Executive Officer, Chief Financial Officer, and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Gabriel Mendez	President, Chief Executive Officer,	January 29, 2013
Gabriel Mendez	Chief Financial Officer, and Director (principal executive officer and principal financial and accounting officer)