Form 10-Q
period 2013-01-31
Comp Services, Inc.
filed 2013-03-19
CIK 1537689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

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

As of March 18, 2013, there were 3,739,000 shares of Common Stock, par value $0.001 per share, outstanding.

COMP SERVICES, INC.

QUARTERLY REPORT ON FORM 10-Q
JANUARY 31, 2013

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Comp Services, Inc.
(A Development Stage Company)
Financial Statements
January 31, 2013
(Unaudited)

CONTENTS

Page(s)

Balance Sheets – January 31, 2013 (unaudited) and October 31, 2012	F-1

Statements of Operations – three months ended January 31, 2013 and 2012 and from June 17, 2011 (Inception) to January 31, 2013 (unaudited)	F-2

Statements of Stockholders’ Equity (Deficit) – from June 17, 2011 (Inception) to January 31, 2013 (unaudited)	F-3

Statements of Cash Flows – three months ended January 31, 2013 and 2012 and from June 17, 2011 (Inception) to January 31, 2013 (unaudited)	F-4

Notes to Financial Statements	F-5 - F-10

Comp Services, Inc.
(A Development Stage Company)
Balance Sheets

	January 31, 2013	October 31, 2012
Assets	(unaudited)

Current Assets
Cash	$24	$638
Prepaid Expenses	-	525
Total Current Assets	24	1,163

Total Assets	$24	$1,163

Liabilities and Stockholders' Deficit

Current Liabilities
Accrued liabilities	$28,879	$30,311
Total Current Liabilities	28,879	30,311

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 3,739,000 and 3,739,000 shares issued and outstanding, respectively	3,739	3,739
Additional paid-in capital	44,241	39,241
Deficit accumulated during the development stage	(76,835)	(72,128)
Total Stockholders' Deficit	(28,855)	(29,148)

Total Liabilities and Stockholders' Deficit	$24	$1,163

See accompanying notes to financial statements

Comp Services, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

	Three Months	Three Months	June 17, 2011
	Ended	Ended	(Inception) to
	January 31, 2013	January 31, 2012	January 31, 2013

Revenue	$-	$3,000	$3,000

General and administrative expenses	4,707	17,395	79,835

Net loss	$(4,707)	$(14,395)	$(76,835)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.02)

Weighted average number of common shares outstanding during the period - basic and diluted	3,739,000	3,729,957	3,618,690

See accompanying notes to financial statements

Comp Services, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
June 17, 2011 (Inception) to January 31, 2013

				Deficit
	Common Stock, $0.001 Par Value		Additional Paid In	Accumulated during Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Stock issued for services - related party ($0.001/share) (June 2011)	3,000,000	$3,000	$-	$-	$3,000

Stock issued for cash ($0.05/share) (August 2011)	272,400	272	13,348	-	13,620

Stock issued for cash ($0.05/share) (September 2011)	195,200	195	9,565	-	9,760

Stock issued for cash ($0.05/share) (October 2011)	177,400	177	8,693	-	8,870

Capital contribution - related party			40	-	40

Net loss - from June 17, 2011 (inception) to October 31, 2011	-	-	-	(5,737)	(5,737)

Balance - October 31, 2011	3,645,000	3,645	31,645	(5,737)	29,553

Capital contribution - related party			2,990		2,990

Stock issued for cash ($0.05/share) (November 2011)	94,000	94	4,606	-	4,700

Net loss - 2012	-	-	-	(66,391)	(66,391)

Balance - October 31, 2012	3,739,000	3,739	39,241	(72,128)	(29,148)

Capital contribution - related party			5,000		5,000

Net loss - 2013	-	-	-	(4,707)	(4,707)

Balance - January 31, 2013	3,739,000	$3,739	$44,241	$(76,835)	$(28,855)

See accompanying notes to financial statements

Comp Services, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Three Months	Three Months	June 17, 2011
	Ended	Ended	(Inception) to
CASH FLOWS FROM OPERATING ACTIVITIES:	January 31, 2013	January 31, 2012	January 31, 2013
Net loss	$(4,707)	$(14,395)	(76,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services - related party	-	-	3,000
Changes in operating assets and liabilities:
Increase in prepaid expenses	525	-	-
Increase in accrued liabilities	(1,432)	2,609	28,879
Net Cash Used In Operating Activities	(5,614)	(11,786)	(44,956)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution - related party	5,000	-	8,030
Proceeds from issuance of common stock	-	4,700	36,950
Net Cash Provided By Financing Activities	5,000	4,700	44,980

Net Decrease in Cash	(614)	(7,086)	24

Cash - Beginning of Period	638	30,778	-

Cash - End of Period	$24	$23,692	24

Supplemental Cash Flow Information:
Cash Paid During the Period for:
Income Taxes	$-	$-	-
Interest	$-	$-	-

See accompanying notes to financial statements

Comp Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2013
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

The Company has previously generated revenue through computer consulting services. The Company is currently inactive.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is the Company’s opinion, however, that the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited financial statements should be read in conjunction with our Annual Report on Form 10-K for the years ended October 31, 2012 and 2011 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended October 31, 2012 and 2011. The financial information as of October 31, 2012 is derived from the audited financial statements presented in our Annual Report on Form 10-K for the year ended October 31, 2012.  The interim results for the three months ended January 31, 2013 are not necessarily indicative of the results to be expected for the year ending October 31, 2013 or for any future interim periods.

The Company’s fiscal year end is October 31.

Comp Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2013
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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents at January 31, 2013 and October 31, 2012.

Revenue Recognition

The Company recognizes revenue for its computer consulting services when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the service has been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Comp Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2013
(Unaudited)

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

Income Taxes

Provisions for federal and state income taxes are calculated based on reported pre-tax earnings and current tax law.

Significant judgment is required in determining income tax provisions and evaluating tax positions. The Company periodically assesses its liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. When it is not more likely than not that a tax position will be sustained, the Company records its best estimate of the resulting tax liability and any applicable interest and penalties in the financial statements.

Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using statutory rates in effect for the year in which the differences are expected to reverse. The Company presents the tax effects of these deferred tax assets and liabilities separately for each major tax jurisdiction.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that the changes are enacted. The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion of the asset may not be realized. The Company evaluates its deferred tax assets and liabilities on a periodic basis.

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

Comp Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2013
(Unaudited)

Since the Company reflected a net loss, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $4,707 and net cash used in operations of $5,614 for the three months ended January 31, 2013.  The Company also has a working capital deficit and stockholders’ deficit of $28,855 at January 31, 2013. In addition, the Company is in the development stage and has generated nominal revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Comp Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2013
(Unaudited)

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

The Company's financial instruments consisted primarily of accrued liabilities. The carrying amount of the Company's financial instrument generally approximates its fair value as of January 31, 2013 and October 31, 2012 due to the short-term nature of this instrument.

At January 31, 2013 and October 31, 2012, the Company has no instruments that require additional disclosure.

Note 4 Stockholders’ Equity (Deficit)

From June 17, 2011 (inception) to October 31, 2011, the Company issued the following shares for cash and services:

Type	Quantity	Valuation	Value per share
Services – Chief executive officer and founder	3,000,000	$3,000	$0.001
Cash	645,000	32,250	$0.05
Total	3,645,000	$35,250	$0.001 - $0.05

In August 2011, the Company’s CEO contributed $40 to the Company.

In connection with the stock issued for services, the Company determined fair value based upon the value of the services provided, which was the most readily available evidence.

Comp Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2013
(Unaudited)

From November 1, 2011 to October 31, 2012, the Company issued the following shares:

Type	Quantity	Valuation	Value per share
Cash	94,000	$4,700	$0.05

During the year ended October 31, 2012, the Company’s CEO contributed $2,990 to the Company.

From November 1, 2012 to January 31, 2013, the Company’s CEO contributed $5,000 to the Company.

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

Employees

As of March 18, 2013, we have one (1) employee. Our President and sole officer and director spends approximately 20 hours per week on Company matters.

Results of Operations For the Quarterly Period Ended January 31, 2013, First Three Months of Fiscal Year 2013 and Since Inception June 17, 2011 to January 31, 2013.

Revenues.  We had $0 revenues for the three month period ended January 31, 2013.  For the three month period ended January 31, 2012, we had $3,000 in revenue from the installation and troubleshooting of computer hardware.  From inception to January 31, 2012, the Company had revenues of $3,000.  The decrease in revenue is primarily attributable to the lack of contracts that generate revenue. The Company is in the process of negotiating contracts that will hopefully generate revenue in the future.

Operating Expenses. Operating expenses for the three month period ended January 31, 2013 totaled $4,707, resulting in a net loss of $4,707.Operating expenses for the three month period ended January 31, 2012 totaled $17,395, and resulted in a net loss of $14,395 for the same period. The decrease in operating expenses in 2013 was primarily attributable to the decrease in advertising expenses.

Liquidity and Capital Resources

Our cash and cash equivalents totaled approximately $24 at January 31, 2013.

Net Cash Used in Operating Activities.  Net cash of $(5,614) was used for operating activities in the three month period ended January 31, 2013. From June 17, 2011 (inception) to January 31, 2013, net cash of ($44,956) was used for operating activities.

Net Cash Provided By Financing Activities. Net cash of $5,000 was provided from financing activities in the three month period ended January 31, 2013. From June 17, 2011 (inception) to January 31, 2013, net cash of $44,980 was generated from financing activities.

Going Concern

Our financial statements have been prepared on a going concern basis.  The Company has a net loss of ($76,835) since inception and net cash used in operations of $44,956 since inception.  The Company also has a working capital deficit and stockholders’ deficit of ($28,855) at January 31, 2013.  As of January 31, 2013, we have generated minimal revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, there is substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents at January 31, 2013 and January 31, 2012.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of January 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

COMP SERVICES, INC.

Date: March 19, 2013	By:	/s/ Gabriel Mendez
Gabriel Mendez, President
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)