Form 10-Q
period 2013-04-30
Comp Services, Inc.
filed 2013-06-14
CIK 1537689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

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

As of June 14, 2013, there were 3,739,000 shares of Common Stock, par value $0.001 per share, outstanding.

COMP SERVICES, INC.

QUARTERLY REPORT ON FORM 10-Q
April 30, 2013

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Comp Services, Inc.
(A Development Stage Company)
Financial Statements
April 30, 2013
(Unaudited)

CONTENTS

Page(s)

Balance Sheets – April 30, 2013 (unaudited) and October 31, 2012	F-1

Statements of Operations – three and six months ended April 30, 2013 and 2012 and from June 17, 2011 (Inception) to April 30, 2013 (unaudited)	F-2

Statements of Stockholders’ Equity (Deficit) – from June 17, 2011 (Inception) to April 30, 2013 (unaudited)	F-3

Statements of Cash Flows – six months ended April 30, 2013 and 2012 and from June 17, 2011 (Inception) to April 30, 2013 (unaudited)	F-4

Notes to Financial Statements (unaudited)	F-5-F-10

Comp Services, Inc.
(A Development Stage Company)
Balance Sheets

	April 30, 2013	October 31, 2012
Assets	(unaudited)

Current Assets
Cash	$224	$638
Prepaid Expenses	-	525
Total Current Assets	224	1,163

Total Assets	$224	$1,163

Liabilities and Stockholders' Deficit

Current Liabilities
Accrued liabilities	$39,732	$30,311
Total Current Liabilities	39,732	30,311

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized;
3,739,000 and 3,739,000 shares issued and outstanding, respectively	3,739	3,739
Additional paid-in capital	47,241	39,241
Deficit accumulated during the development stage	(90,488)	(72,128)
Total Stockholders' Deficit	(39,508)	(29,148)

Total Liabilities and Stockholders' Deficit	$224	$1,163

See accompanying notes to financial statements

Comp Services, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

					June 17, 2011
	For the Three Months Ended April 30,		For the Six Months Ended April 30,		(Inception) to
	2013	2012	2013	2012	April 30, 2013

Revenue	$-	$-	$-	$3,000	$3,000

General and administrative expenses	13,653	14,528	18,360	31,923	93,488

Net loss	$(13,653)	$(14,528)	$(18,360)	$(28,923)	$(90,488)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding
during the period - basic and diluted	3,739,000	3,739,000	3,739,000	3,734,429	3,634,367

See accompanying notes to financial statements

Comp Services, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
June 17, 2011 (Inception) to April 30, 2013
(unaudited)

	Common Stock,		Additional	Deficit Accumulated during	Total Stockholders'
	$0.001 Par Value		Paid In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Stock issued for services - related party ($0.001/share) (June 2011)	3,000,000	$3,000	$-	$-	$3,000

Stock issued for cash ($0.05/share) (August 2011)	272,400	272	13,348	-	13,620

Stock issued for cash ($0.05/share) (September 2011)	195,200	195	9,565	-	9,760

Stock issued for cash ($0.05/share) (October 2011)	177,400	177	8,693	-	8,870

Capital contribution - related party			40	-	40

Net loss - from June 17, 2011 (inception) to October 31, 2011	-	-	-	(5,737)	(5,737)

Balance - October 31, 2011	3,645,000	3,645	31,645	(5,737)	29,553

Capital contribution - related party			2,990		2,990

Stock issued for cash ($0.05/share) (November 2011)	94,000	94	4,606	-	4,700

Net loss - year ended - 2012	-	-	-	(66,391)	(66,391)

Balance - October 31, 2012	3,739,000	3,739	39,241	(72,128)	(29,148)

Capital contribution - related party			8,000		8,000

Net loss - six months ended - 2013	-	-	-	(18,360)	(18,360)

Balance - April 30, 2013	3,739,000	$3,739	$47,241	$(90,488)	$(39,508)

See accompanying notes to financial statements

Comp Services, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Six Months	Six Months	June 17, 2011
	Ended	Ended	(Inception) to
CASH FLOWS FROM OPERATING ACTIVITIES:	April 30, 2013	April 30, 2012	April 30, 2013
Net loss	$(18,360)	$(28,923)	(90,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services - related party	-	-	3,000
Changes in operating assets and liabilities:
Increase in stock proceeds receivable	-		-
Increase in prepaid expenses	525	(500)	-
Increase in accrued liabilities	9,421	12,331	39,732
Net Cash Used In Operating Activities	(8,414)	(17,092)	(47,756)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution - related party	8,000	-	11,030
Proceeds from issuance of common stock	-	4,700	36,950
Net Cash Provided By Financing Activities	8,000	4,700	47,980

Net Decrease in Cash	(414)	(12,392)	224

Cash - Beginning of Period	638	30,778	-

Cash - End of Period	$224	$18,386	224

Supplemental Cash Flow Information:
Cash Paid During the Period for:
Income Taxes	$-	$-	-
Interest	$-	$-	-

See accompanying notes to financial statements

Comp Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2013
(Unaudited)

Note 1 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Comp Services, Inc. (the “Company”), was incorporated in the State of Nevada on June 17, 2011.

The Company intends to operate a website that will connect its users to computer hardware and software product websites. The Company intends to generate commission revenue as a percentage of each sale made through its website.

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

The accompanying unaudited financial statements should be read in conjunction with the Annual Report on Form 10-K for the years ended October 31, 2012 and 2011 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended October 31, 2012 and 2011. The financial information as of October 31, 2012 is derived from the audited financial statements presented in our Annual Report on Form 10-K for the year ended October 31, 2012.  The interim results for the six months ended April 30, 2013 are not necessarily indicative of the results to be expected for the year ending October 31, 2013 or for any future interim periods.

The Company’s fiscal year end is October 31.

Comp Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2013
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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents at April 30, 2013 and October 31, 2012.

Revenue Recognition

The Company recognized revenue for its computer consulting services when the following criteria were met: (i) persuasive evidence of an arrangement exists, (ii) the service has been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Comp Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2013
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
April 30, 2013
(Unaudited)

Since the Company reflected a net loss, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $18,360 and net cash used in operations of $8,414 for the six months ended April 30, 2013.  The Company also has a working capital deficit and stockholders’ deficit of $39,508 at April 30, 2013. In addition, the Company is in the development stage and has generated nominal revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Comp Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2013
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

The Company's financial instruments consisted primarily of accrued liabilities. The carrying amount of the Company's financial instrument generally approximates its fair value as of April 30, 2013 and October 31, 2012 due to the short-term nature of this instrument.

At April 30, 2013 and October 31, 2012, the Company has no instruments that require additional disclosure.

Note 4 Stockholders’ Deficit

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

Comp Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2013
(Unaudited)

From November 1, 2011 to October 31, 2012, the Company issued the following shares:

Type	Quantity	Valuation	Value per share
Cash	94,000	$4,700	$0.05

During the year ended October 31, 2012, the Company’s CEO contributed $2,990 to the Company.

From November 1, 2012 to April 30, 2013, the Company’s CEO contributed $8,000 to the Company.

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

Employees

As of June 14, 2013, we have one (1) employee. Our President and sole officer and director spends approximately 20 hours per week on Company matters.

Results of Operations For the Quarterly Period Ended April 30, 2013, Second Three Months of Fiscal Year 2013 and Since Inception June 17, 2011 to April 30, 2013.

Revenues.  We had no revenues for the three month period ended April 30, 2013 and 2012.  For the three month period ended January 31, 2012, we had $3,000 in revenue from the installation and troubleshooting of computer hardware.  From inception to April 30, 2013, the Company had revenues of $3,000.  Our lack in revenue is primarily attributable to the lack of contracts that generate revenue. The Company is in the process of negotiating contracts that will hopefully generate revenue in the future.

Operating Expense – Three months ending April 30, 2013 & 2012. Operating expenses for the three month period ended April 30, 2013 totaled $13,653, resulting in a net loss of $13,653. Operating expenses for the three month period ended April 30, 2012 totaled $14,528, and resulted in a net loss of $14,528 for the same period. The decrease in operating expenses in 2013 was primarily attributable to the decrease in advertising expenses.

Operating Expense – Six months ending April 30, 2013 and 2012. Operating expenses for the six month period ended April 30, 2013 totaled $18,360, resulting in a net loss of $18,360. Operating expenses for the six month period ended April 30, 2012 totaled $31,923, and resulted in a net loss of $28,923 for the same period. The decrease in operating expenses in 2013 was primarily attributable to the decrease in advertising expenses.

Liquidity and Capital Resources

Our cash and cash equivalents totaled approximately $224 at April 30, 2013.

Net Cash Used in Operating Activities.  Net cash of $8,414 was used for operating activities during the six month period ended April 30, 2013. From June 17, 2011 (inception) to April 30, 2013, net cash of $47,756 was used for operating activities.

Net Cash Provided By Financing Activities. Net cash of $8,000 was provided from financing activities during the six month period ended April 30, 2013. From June 17, 2011 (inception) to April 30, 2013, net cash of $47,980 was generated from financing activities.

Going Concern

Our financial statements have been prepared on a going concern basis.  The Company has a net loss of $90,488 since inception and net cash used in operations of $47,756 since inception.  The Company also has a working capital deficit and stockholders’ deficit of $39,508 at April 30, 2013.  As of April 30, 2013, we have generated minimal revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, there is substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents at April 30, 2013 and October 31, 2012.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of April 30, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

COMP SERVICES, INC.

Date: June 14, 2013	By:	/s/ Gabriel Mendez
Gabriel Mendez, President
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)