Form 10-Q
period 2013-07-31
Comp Services, Inc.
filed 2013-09-23
CIK 1537689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________  to __________.

Commission File Number: 333-174581

Comp Services, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-2972060
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Pedras Road #B122 Turlock, CA	95382
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (626)-227-1453

Not applicable.
(Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of September 16, 2013, there were 3,739,000 shares of Common Stock, par value $0.001 per share, outstanding.

COMP SERVICES, INC.

QUARTERLY REPORT ON FORM 10-Q
July 31, 2013

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Comp Services, Inc.
(A Development Stage Company)
Financial Statements
July 31, 2013
(Unaudited)

Comp Services, Inc.
(A Development Stage Company)
Balance Sheets

	July 31, 2013	October 31, 2012
	(unaudited)
Assets
Current Assets
Cash	$1,017	$638
Prepaid expenses	-	525
Total Current Assets	1,017	1,163

Total Assets	$1,017	$1,163

Liabilities and Stockholders' Deficit

Current Liabilities
Accrued liabilities	$40,562	$30,311
Shareholder loans	6,350	-
Total Current Liabilities	46,912	30,311

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized;
3,739,000 and 3,739,000 shares issued and outstanding, respectively	3,739	3,739
Additional paid-in capital	47,241	39,241
Deficit accumulated during the development stage	(96,875)	(72,128)
Total Stockholders' Deficit	(45,895)	(29,148)

Total Liabilities and Stockholders' Deficit	$1,017	$1,163

See accompanying notes to financial statements

Comp Services, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

					June 17, 2011
	Three Months Ended July 31,		Nine Months Ended July 31,		(Inception) to
	2013	2012	2013	2012	July 31, 2013

Revenue	$-	$-	$-	$3,000	$3,000

General and administrative expenses	6,386	23,958	24,747	55,881	99,875

Net loss	$(6,386)	$(23,958)	$(24,747)	$(52,881)	$(96,875)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding during the period - basic and diluted	3,739,000	3,739,000	3,739,000	3,735,964	3,646,788

See accompanying notes to financial statements

Comp Services, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
June 17, 2011 (Inception) to July 31, 2013
(unaudited)

				Deficit
	Common Stock, $0.001 Par Value		Additional Paid In	Accumulated during Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Stock issued for services - related party ($0.001/share) (June 2011)	3,000,000	$3,000	$-	$-	$3,000

Stock issued for cash ($0.05/share) (August 2011)	272,400	272	13,348	-	13,620

Stock issued for cash ($0.05/share) (September 2011)	195,200	195	9,565	-	9,760

Stock issued for cash ($0.05/share) (October 2011)	177,400	177	8,693	-	8,870

Capital contribution - related party			40	-	40

Net loss - from June 17, 2011 (inception) to October 31, 2011	-	-	-	(5,737)	(5,737)

Balance - October 31, 2011	3,645,000	3,645	31,645	(5,737)	29,553

Capital contribution - related party			2,990		2,990

Stock issued for cash ($0.05/share) (November 2011)	94,000	94	4,606	-	4,700

Net loss - year ended - 2012	-	-	-	(66,391)	(66,391)

Balance - October 31, 2012	3,739,000	3,739	39,241	(72,128)	(29,148)

Capital contribution - related party			8,000		8,000

Net loss - nine months ended - 2013	-	-	-	(24,747)	(24,747)

Balance - July 31, 2013	3,739,000	$3,739	$47,241	$(96,875)	$(45,895)

See accompanying notes to financial statements

Comp Services, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Nine Months	Nine Months	June 17, 2011
	Ended	Ended	(Inception) to
	July 31, 2013	July 31, 2012	July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,747)	$(52,881)	(96,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services - related party	-	-	3,000
Changes in operating assets and liabilities:
Decrease in prepaid expenses	525	-	-
Increase in accrued liabilities	10,251	22,613	40,562
Net Cash Used In Operating Activities	(13,971)	(30,268)	(53,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution - related party	8,000	-	11,030
Proceeds from shareholder loans	8,850	-	8,850
(Repayments) of shareholder loans	(2,500)	-	(2,500)
Proceeds from issuance of common stock	-	4,700	36,950
Net Cash Provided By Financing Activities	14,350	4,700	54,330

Net Increase/(Decrease) in Cash	379	(25,568)	1,017

Cash - Beginning of Period	638	30,778	-

Cash - End of Period	$1,017	$5,210	1,017

Supplemental Cash Flow Information:
Cash Paid During the Period for:
Income Taxes	$-	$-	-
Interest	$-	$-	-

See accompanying notes to financial statements

Comp Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2013
(Unaudited)

Note 1 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Comp Services, Inc. (the “Company”), was incorporated in the State of Nevada on June 17, 2011.

The Company intends to operate a website that will connect its users to computer hardware and software product websites. The Company intends to generate commission revenue on sales made through its website.

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

The accompanying unaudited financial statements should be read in conjunction with the Annual Report on Form 10-K for the years ended October 31, 2012 and 2011 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended October 31, 2012 and 2011. The financial information as of October 31, 2012 is derived from the audited financial statements presented in our Annual Report on Form 10-K for the year ended October 31, 2012.  The interim results for the nine months ended July 31, 2013 are not necessarily indicative of the results to be expected for the year ending October 31, 2013 or for any future interim periods.

The Company’s fiscal year end is October 31.

Comp Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2013
(Unaudited)

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing, related party contributions of cash, and further implementation of the business plan.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents at July 31, 2013 and October 31, 2012.

Revenue Recognition

The Company recognized revenue for its computer consulting services when the following criteria were met: (i) persuasive evidence of an arrangement existed, (ii) the service had been rendered to the customer, (iii) the sales price was fixed and determinable, and (iv) collectability was reasonably assured.

Comp Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2013
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

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $24,747 and net cash used in operations of $13,971 for the nine months ended July 31, 2013.  The Company also has a working capital deficit and stockholders’ deficit of $45,895 at July 31, 2013. In addition, the Company is in the development stage and has generated nominal revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on Management's plans, which include continuing to raise equity based financing as well as development of the business plan.

Comp Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2013
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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•
Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company's financial instruments consisted primarily of accrued liabilities. The carrying amount of the Company's financial instrument generally approximates its fair value as of July 31, 2013 and October 31, 2012 due to the short-term nature of this instrument.

At July 31, 2013 and October 31, 2012, the Company had no other instruments that required additional disclosure.

Comp Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2013
(Unaudited)

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

During the year ended October 31, 2012, the Company’s CEO contributed $2,990 to the Company.

From November 1, 2012 to July 31, 2013, the Company’s CEO contributed $8,000 to the Company.

Note 5 – Related Party Transactions

From time to time, the Chief Executive Officer advances funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

Advances consisted of the following:

	July 31, 2013	October 31, 2012

Proceeds	$8,850	$-
Repayments	(2,500)	---

	$6,350	$-

Comp Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2013
(Unaudited)

Note 6 – Payroll Taxes

As of July 31, 2013, accounts payable and accrued expenses included $2,709 of accrued payroll taxes.  The taxes represent employee withholdings that have yet to be remitted to taxing agencies, which are past due.

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

Employees

As of September 16, 2013, we have one (1) employee. Our President, the Company’s sole officer and director, spends approximately 20 hours per week on Company matters.

Results of Operations For the Quarterly Period Ended July 31, 2013, Nine Months Ended July 31, 2013 and Since Inception June 17, 2011 to July 31, 2013.

Revenues.  We had no revenues for the three month period ended July 31, 2013 and 2012.  For the nine month period ended July 31, 2012, we had $3,000 in revenue from the installation and troubleshooting of computer hardware.  From inception to July 31, 2013, the Company had revenues of $3,000.  Our lack in revenue is primarily attributable to the lack of contracts that generate revenue. The Company is in the process of negotiating contracts that will hopefully generate revenue in the future.

Operating Expense – Three months ending July 31, 2013 and 2012. Operating expenses for the three month period ended July 31, 2013 totaled $6,386, resulting in a net loss of $6,386. Operating expenses for the three month period ended July 31, 2012 totaled $23,958, and resulted in a net loss of $23,958 for the same period. The decrease in operating expenses in 2013 was primarily attributable to the decrease in professional fees.

Operating Expense – Nine months ending July 31, 2013 and 2012. Operating expenses for the nine month period ended July 31, 2013 totaled $24,747, resulting in a net loss of $24,747. Operating expenses for the nine month period ended July 31, 2012 totaled $55,881, and resulted in a net loss of $52,881 for the same period. The decrease in operating expenses in 2013 was primarily attributable to the decrease in professional fees.

Liquidity and Capital Resources

Our cash and cash equivalents totaled approximately $1,017 at July 31, 2013.

Net Cash Used in Operating Activities.  Net cash of $13,971 was used for operating activities during the nine month period ended July 31, 2013. From June 17, 2011 (inception) to July 31, 2013, net cash of $53,313 was used for operating activities.

Net Cash Provided By Financing Activities. Net cash of $14,350 was provided from financing activities during the nine month period ended July 31, 2013. From June 17, 2011 (inception) to July 31, 2013, net cash of $54,330 was generated from financing activities.

Going Concern

Our financial statements have been prepared on a going concern basis.  The Company has a net loss of $96,875 since inception and net cash used in operations of $53,313 since inception.  The Company also has a working capital deficit and stockholders’ deficit of $45,895 at July 31, 2013 and we have generated minimal revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, there is substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents as of July 31, 2013 and October 31, 2012.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of July 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

COMP SERVICES, INC.

Date: September 23, 2013	By:	/s/ Gabriel Mendez
Gabriel Mendez, President
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)